Form 10-K
period 2025-12-31
Benchmark 2024-V6 Mortgage Trust
filed 2026-03-20
CIK 2012265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Vero Office Portfolio Mortgage Loan, the Staten Island Mall Mortgage Loan, the Sheraton Hotel Brooklyn Mortgage Loan and the Coastline Apartments Mortgage Loan and the special servicer of the Crescent Center Mortgage Loan on and after March 10, 2025. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the primary servicer of the Crescent Center Mortgage Loan, the Timber Creek Crossing Mortgage Loan, the Kenwood Towne Centre Mortgage Loan and the Syngenta Woodland Mortgage Loan, which constituted approximately 6.0%, 2.4%, 0.9% and 0.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the Crescent Center Mortgage Loan, the Timber Creek Crossing Mortgage Loan, the Kenwood Towne Centre Mortgage Loan and the Syngenta Woodland Mortgage Loan prior to March 1, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, Wells Fargo Bank, National Association is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Trimont LLC is the primary servicer of the Crescent Center Mortgage Loan, the Timber Creek Crossing Mortgage Loan, the Kenwood Towne Centre Mortgage Loan and the Syngenta Woodland Mortgage Loan on and after March 1, 2025.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Trimont LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Trimont LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Trimont LLC because Trimont LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Timber Creek Crossing Mortgage Loan, the Crescent Center Mortgage Loan, the Kenwood Towne Centre Mortgage Loan and the Syngenta Woodland Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan, the AutoNation Mortgage Loan, the Crescent Center Mortgage Loan, the Tysons Corner Center Mortgage Loan, the Timber Creek Crossing Mortgage Loan, the Kenwood Towne Centre Mortgage Loan, the Syngenta Woodland Mortgage Loan, the Vero Office Portfolio Mortgage Loan, the Coastline Apartments Mortgage Loan, the Staten Island Mall Mortgage Loan and the Sheraton Hotel Brooklyn Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan and the AutoNation Mortgage Loan, Greystone Servicing Company LLC as special servicer of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan and the special servicer of the Crescent Center Mortgage Loan prior to March 10, 2025, BellOak, LLC as operating advisor of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan, the AutoNation Mortgage Loan and the Syngenta Woodland Mortgage Loan, Situs Holdings, LLC as special servicer of the Tysons Corner Center Mortgage Loan and K-Star Asset Management LLC as special servicer of the Timber Creek Crossing Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association is the primary servicer of the Crescent Center Mortgage Loan, the Timber Creek Crossing Mortgage Loan, the Kenwood Towne Centre Mortgage Loan and the Syngenta Woodland Mortgage Loan prior to March 1, 2025 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan and the AutoNation Mortgage Loan, Greystone Servicing Company LLC as special servicer of the 369 Lexington Avenue & 2 West 46th Street Mortgage Loan and the special servicer of the Crescent Center Mortgage Loan prior to March 10, 2025, Berkadia Commercial Mortgage LLC as primary servicer of the Tysons Corner Center Mortgage Loan, The Valencia Mortgage Loan and The Duncan Mortgage Loan, Situs Holdings, LLC as special servicer of the Tysons Corner Center Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the Timber Creek Crossing Mortgage Loan, the Crescent Center Mortgage Loan, the Kenwood Towne Centre Mortgage Loan and the Syngenta Woodland Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the Timber Creek Crossing Mortgage Loan, the Crescent Center Mortgage Loan, the Kenwood Towne Centre Mortgage Loan and the Syngenta Woodland Mortgage Loan on and after March 1, 2025, K-Star Asset Management LLC as special servicer of the Timber Creek Crossing Mortgage Loan, Argentic Services Company LP as special servicer of the AutoNation Mortgage Loan, the Vero Office Portfolio Mortgage Loan and the Coastline Apartments Mortgage Loan and 3650 REIT Loan Servicing LLC as special servicer of the Staten Island Mall Mortgage Loan and the Sheraton Hotel Brooklyn Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

33.37       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan

33.38       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Computershare Trust Company, National Association, as Trustee of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Computershare Trust Company, National Association, as Custodian of the Tysons Corner Center Mortgage Loan (see Exhibit 33.4)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Timber Creek Crossing Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.42       Trimont LLC, as Primary Servicer of the Timber Creek Crossing Mortgage Loan on and after March 1, 2025

33.43       K-Star Asset Management LLC, as Special Servicer of the Timber Creek Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Computershare Trust Company, National Association, as Trustee of the Timber Creek Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Computershare Trust Company, National Association, as Custodian of the Timber Creek Crossing Mortgage Loan (see Exhibit 33.4)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Timber Creek Crossing Mortgage Loan

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Timber Creek Crossing Mortgage Loan

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the Crescent Center Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.49       Trimont LLC, as Primary Servicer of the Crescent Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.42)

33.50       Greystone Servicing Company LLC, as Special Servicer of the Crescent Center Mortgage Loan prior to March 10, 2025 (Omitted. See Explanatory Notes.)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crescent Center Mortgage Loan on and after March 10, 2025 (see Exhibit 33.1)

33.52       Computershare Trust Company, National Association, as Trustee of the Crescent Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Computershare Trust Company, National Association, as Custodian of the Crescent Center Mortgage Loan (see Exhibit 33.4)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Crescent Center Mortgage Loan (see Exhibit 33.46)

33.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Crescent Center Mortgage Loan (see Exhibit 33.47)

33.56       KeyBank National Association, as Primary Servicer of the AutoNation Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Argentic Services Company LP, as Special Servicer of the AutoNation Mortgage Loan

33.58       Computershare Trust Company, National Association, as Trustee of the AutoNation Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Computershare Trust Company, National Association, as Custodian of the AutoNation Mortgage Loan (see Exhibit 33.4)

33.60       BellOak, LLC, as Operating Advisor of the AutoNation Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 33.1)

33.62       3650 REIT Loan Servicing LLC, as Special Servicer of the Staten Island Mall Mortgage Loan

33.63       Computershare Trust Company, National Association, as Trustee of the Staten Island Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Computershare Trust Company, National Association, as Custodian of the Staten Island Mall Mortgage Loan (see Exhibit 33.4)

33.65       Pentalpha Surveillance LLC, as Operating Advisor of the Staten Island Mall Mortgage Loan (see Exhibit 33.5)

33.66       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sheraton Hotel Brooklyn Mortgage Loan (see Exhibit 33.1)

33.67       3650 REIT Loan Servicing LLC, as Special Servicer of the Sheraton Hotel Brooklyn Mortgage Loan (see Exhibit 33.62)

33.68       Computershare Trust Company, National Association, as Trustee of the Sheraton Hotel Brooklyn Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Computershare Trust Company, National Association, as Custodian of the Sheraton Hotel Brooklyn Mortgage Loan (see Exhibit 33.4)

33.70       Pentalpha Surveillance LLC, as Operating Advisor of the Sheraton Hotel Brooklyn Mortgage Loan (see Exhibit 33.5)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.72       Trimont LLC, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 33.42)

33.73       LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.2)

33.74       Computershare Trust Company, National Association, as Trustee of the Kenwood Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Computershare Trust Company, National Association, as Custodian of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.4)

33.76       Park Bridge Lender Services LLC, as Operating Advisor of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.46)

33.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.47)

33.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vero Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.79       Argentic Services Company LP, as Special Servicer of the Vero Office Portfolio Mortgage Loan (see Exhibit 33.57)

33.80       Computershare Trust Company, National Association, as Trustee of the Vero Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Computershare Trust Company, National Association, as Custodian of the Vero Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.82       Pentalpha Surveillance LLC, as Operating Advisor of the Vero Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coastline Apartments Mortgage Loan (see Exhibit 33.1)

33.84       Argentic Services Company LP, as Special Servicer of the Coastline Apartments Mortgage Loan (see Exhibit 33.57)

33.85       Computershare Trust Company, National Association, as Trustee of the Coastline Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Computershare Trust Company, National Association, as Custodian of the Coastline Apartments Mortgage Loan (see Exhibit 33.4)

33.87       Pentalpha Surveillance LLC, as Operating Advisor of the Coastline Apartments Mortgage Loan (see Exhibit 33.5)

33.88       Wells Fargo Bank, National Association, as Primary Servicer of the Syngenta Woodland Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.89       Trimont LLC, as Primary Servicer of the Syngenta Woodland Mortgage Loan on and after March 1, 2025 (see Exhibit 33.42)

33.90       LNR Partners, LLC, as Special Servicer of the Syngenta Woodland Mortgage Loan (see Exhibit 33.2)

33.91       Computershare Trust Company, National Association, as Trustee of the Syngenta Woodland Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Computershare Trust Company, National Association, as Custodian of the Syngenta Woodland Mortgage Loan (see Exhibit 33.4)

33.93       BellOak, LLC, as Operating Advisor of the Syngenta Woodland Mortgage Loan (Omitted. See Explanatory Notes.)

33.94       CoreLogic Solutions, LLC, as Servicing Function Participant of the Syngenta Woodland Mortgage Loan (see Exhibit 33.47)

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

34.37       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan

34.38       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Computershare Trust Company, National Association, as Trustee of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Computershare Trust Company, National Association, as Custodian of the Tysons Corner Center Mortgage Loan (see Exhibit 34.4)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Timber Creek Crossing Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.42       Trimont LLC, as Primary Servicer of the Timber Creek Crossing Mortgage Loan on and after March 1, 2025

34.43       K-Star Asset Management LLC, as Special Servicer of the Timber Creek Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Computershare Trust Company, National Association, as Trustee of the Timber Creek Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Computershare Trust Company, National Association, as Custodian of the Timber Creek Crossing Mortgage Loan (see Exhibit 34.4)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Timber Creek Crossing Mortgage Loan

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Timber Creek Crossing Mortgage Loan

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the Crescent Center Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.49       Trimont LLC, as Primary Servicer of the Crescent Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.42)

34.50       Greystone Servicing Company LLC, as Special Servicer of the Crescent Center Mortgage Loan prior to March 10, 2025 (Omitted. See Explanatory Notes.)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crescent Center Mortgage Loan on and after March 10, 2025 (see Exhibit 34.1)

34.52       Computershare Trust Company, National Association, as Trustee of the Crescent Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Computershare Trust Company, National Association, as Custodian of the Crescent Center Mortgage Loan (see Exhibit 34.4)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Crescent Center Mortgage Loan (see Exhibit 34.46)

34.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Crescent Center Mortgage Loan (see Exhibit 34.47)

34.56       KeyBank National Association, as Primary Servicer of the AutoNation Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Argentic Services Company LP, as Special Servicer of the AutoNation Mortgage Loan

34.58       Computershare Trust Company, National Association, as Trustee of the AutoNation Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Computershare Trust Company, National Association, as Custodian of the AutoNation Mortgage Loan (see Exhibit 34.4)

34.60       BellOak, LLC, as Operating Advisor of the AutoNation Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 34.1)

34.62       3650 REIT Loan Servicing LLC, as Special Servicer of the Staten Island Mall Mortgage Loan

34.63       Computershare Trust Company, National Association, as Trustee of the Staten Island Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Computershare Trust Company, National Association, as Custodian of the Staten Island Mall Mortgage Loan (see Exhibit 34.4)

34.65       Pentalpha Surveillance LLC, as Operating Advisor of the Staten Island Mall Mortgage Loan (see Exhibit 34.5)

34.66       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sheraton Hotel Brooklyn Mortgage Loan (see Exhibit 34.1)

34.67       3650 REIT Loan Servicing LLC, as Special Servicer of the Sheraton Hotel Brooklyn Mortgage Loan (see Exhibit 34.62)

34.68       Computershare Trust Company, National Association, as Trustee of the Sheraton Hotel Brooklyn Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Computershare Trust Company, National Association, as Custodian of the Sheraton Hotel Brooklyn Mortgage Loan (see Exhibit 34.4)

34.70       Pentalpha Surveillance LLC, as Operating Advisor of the Sheraton Hotel Brooklyn Mortgage Loan (see Exhibit 34.5)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.72       Trimont LLC, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 34.42)

34.73       LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.2)

34.74       Computershare Trust Company, National Association, as Trustee of the Kenwood Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Computershare Trust Company, National Association, as Custodian of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.4)

34.76       Park Bridge Lender Services LLC, as Operating Advisor of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.46)

34.77       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.47)

34.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vero Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.79       Argentic Services Company LP, as Special Servicer of the Vero Office Portfolio Mortgage Loan (see Exhibit 34.57)

34.80       Computershare Trust Company, National Association, as Trustee of the Vero Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Computershare Trust Company, National Association, as Custodian of the Vero Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.82       Pentalpha Surveillance LLC, as Operating Advisor of the Vero Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coastline Apartments Mortgage Loan (see Exhibit 34.1)

34.84       Argentic Services Company LP, as Special Servicer of the Coastline Apartments Mortgage Loan (see Exhibit 34.57)

34.85       Computershare Trust Company, National Association, as Trustee of the Coastline Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Computershare Trust Company, National Association, as Custodian of the Coastline Apartments Mortgage Loan (see Exhibit 34.4)

34.87       Pentalpha Surveillance LLC, as Operating Advisor of the Coastline Apartments Mortgage Loan (see Exhibit 34.5)

34.88       Wells Fargo Bank, National Association, as Primary Servicer of the Syngenta Woodland Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.89       Trimont LLC, as Primary Servicer of the Syngenta Woodland Mortgage Loan on and after March 1, 2025 (see Exhibit 34.42)

34.90       LNR Partners, LLC, as Special Servicer of the Syngenta Woodland Mortgage Loan (see Exhibit 34.2)

34.91       Computershare Trust Company, National Association, as Trustee of the Syngenta Woodland Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Computershare Trust Company, National Association, as Custodian of the Syngenta Woodland Mortgage Loan (see Exhibit 34.4)

34.93       BellOak, LLC, as Operating Advisor of the Syngenta Woodland Mortgage Loan (Omitted. See Explanatory Notes.)

34.94       CoreLogic Solutions, LLC, as Servicing Function Participant of the Syngenta Woodland Mortgage Loan (see Exhibit 34.47)

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

35.17       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Timber Creek Crossing Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.20       Trimont LLC, as Primary Servicer of the Timber Creek Crossing Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.21       K-Star Asset Management LLC, as Special Servicer of the Timber Creek Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Crescent Center Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.23       Trimont LLC, as Primary Servicer of the Crescent Center Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.24       Greystone Servicing Company LLC, as Special Servicer of the Crescent Center Mortgage Loan prior to March 10, 2025 (Omitted. See Explanatory Notes.)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crescent Center Mortgage Loan on and after March 10, 2025 (see Exhibit 35.1)

35.26       KeyBank National Association, as Primary Servicer of the AutoNation Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Argentic Services Company LP, as Special Servicer of the AutoNation Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 35.1)

35.29       3650 REIT Loan Servicing LLC, as Special Servicer of the Staten Island Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sheraton Hotel Brooklyn Mortgage Loan (see Exhibit 35.1)

35.31       3650 REIT Loan Servicing LLC, as Special Servicer of the Sheraton Hotel Brooklyn Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.33       Trimont LLC, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.34       LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 35.2)

35.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vero Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.36       Argentic Services Company LP, as Special Servicer of the Vero Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coastline Apartments Mortgage Loan (see Exhibit 35.1)

35.38       Argentic Services Company LP, as Special Servicer of the Coastline Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

35.39       Wells Fargo Bank, National Association, as Primary Servicer of the Syngenta Woodland Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.40       Trimont LLC, as Primary Servicer of the Syngenta Woodland Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.41       LNR Partners, LLC, as Special Servicer of the Syngenta Woodland Mortgage Loan (see Exhibit 35.2)

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

Date: March 19, 2026